Form 10-Q
period 1995-03-31
PORTAGE INDUSTRIES CORP /DE/
filed 1995-05-12
CIK 808241

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter ended:      March 31, 1995       Commission File Number:    I-9403


                        PORTAGE INDUSTRIES CORPORATION
            (Exact name of registrant as specified in its charter)


           Delaware                                        39-1150850
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                   1325 Adams Street, Portage, Wisconsin    53901
    (Address of principal executive offices)               (Zip Code)

                                (608)-742-7123
             (Registrant's telephone number, including area code)

                                     N/A
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [x] Yes        [ ] No

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            2,266,725 Common Shares outstanding at March 31, 1995

                        PORTAGE INDUSTRIES CORPORATION

                                    INDEX



                                                                      Page No.
                                                                      --------

Part I  Financial Information

        Balance Sheet - March 31, 1995
        and December 31, 1994                                          1 - 2

        Statement of Operations - Quarter and
        Three Months Ended March 31, 1995
        and March 31, 1994                                               3

        Statement of Cash Flows - Three
        Months Ended March 31, 1995
        and March 31, 1994                                               4

        Notes to Financial Statements                                  5 - 6

        Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations                                                  7 - 8

Part II Other Information

        Item 6:  Reports on Form 8-K                                     9

        Signatures                                                       9

                         PART I - FINANCIAL INFORMATION

                         PORTAGE INDUSTRIES CORPORATION

                                 BALANCE SHEET
                                 (In thousands)


                                                    March 31,       December 31,
                                                      1995              1994
                                                    ---------       -----------
               ASSETS
               ------

Current assets
  Cash and cash equivalents                          $    20         $   137
  Accounts receivable, net                             3,243           3,026
  Inventories (Note 2)                                 3,832           3,359
  Other current assets                                   337             282
                                                    --------        --------

      Total current assets                             7,432           6,804
                                                    --------        --------

Property, plant and equipment                         12,557          12,352
  Less accumulated depreciation                        7,026           6,793
                                                    --------        --------

      Net property, plant and equipment                5,531           5,559
                                                    --------        --------

Goodwill                                               4,134           4,134
  Less accumulated amortization                        1,231           1,205
                                                    --------        --------

      Net goodwill                                     2,903           2,929
                                                    --------        --------

Other assets                                             104             109
                                                    --------        --------

      Total assets                                   $15,970         $15,401
                                                    ========        ========


                       See notes to financial statements

                         PORTAGE INDUSTRIES CORPORATION

                                 BALANCE SHEET
                                 (In thousands)

                                                        March 31,   December 31,
                                                          1995          1994
                                                        --------    ------------

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

Current liabilities
  Notes payable (Note 3)                                   $   900    $    800
  Current portion of long-term debt (Note 3)                   550         550
  Accounts payable                                           4,177       3,906
  Accrued expenses:
    Compensation                                               181         304
    Deferred Income Taxes                                      203         203
    Other                                                      248         161
                                                           -------     -------

      Total current liabilities                              6,259       5,924

Long-term debt (Note 3)                                      2,250       2,250
Deferred income taxes                                          215         215
                                                           -------     -------

      Total liabilities                                      8,724       8,389
                                                           -------     -------

Stockholders' equity
  Preferred stock, $.25 par value,
   1,000,000 shares authorized, none issued                    --          --

  Common stock, $.01 par value,
   10,000,000 shares authorized,
   2,266,725 shares issued and
   outstanding                                                  23          23

  Additional paid-in capital                                 7,889       7,889

  Accumulated deficit                                         (666)       (900)
                                                           -------     -------

      Total stockholders' equity                             7,246       7,012
                                                           -------     -------

      Total liabilities
      and stockholders' equity                             $15,970     $15,401
                                                           =======     =======


                       See notes to financial statements

                         PORTAGE INDUSTRIES CORPORATION

                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                     (in thousands, except per share data)



                                                           Three Months Ended
                                                                March 31,
                                                           ------------------

                                                             1995        1994
                                                             ----        ----

Net sales                                                  $8,133      $7,632
Cost of sales                                               6,977       6,803
                                                           ------      ------

     Gross profit                                           1,156         829

Selling and administrative expenses                           686         552
Interest Expense - net                                         58         106
Other (Income) Expense - net                                    9           7
                                                           ------      ------

Income before income taxes                                    403         164

Income tax provision                                          169          62
                                                           ------      ------

     Net income                                            $  234      $  102
                                                           ======      ======

     Income per common share                                  .10         .04

Weighted average shares outstanding                         2,267       2,267





                       See notes to financial statements

                         PORTAGE INDUSTRIES CORPORATION

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                            Year To Date Ended
                                                                  March 31,
                                                            --------------------
                                                              1995       1994
                                                              ----       ----
Cash flows from operating activities:
  Net Income                                                $  234       $ 102
  Adjustments to reconcile to net cash
     provided by operating activities:
    Depreciation                                               233         261
    Amortization of goodwill                                    26          26
    Other                                                        5           7
    Effects of changes in certain
        assets and liabilities:
      Accounts receivable                                     (217)        (90)
      Inventories                                             (473)        (52)
      Accounts payable                                         271        (181)
      Accrued expenses                                         (36)       (220)
      Other                                                    (55)        162
                                                          --------    --------

    Net cash provided by (used in)
      operating activities                                     (12)         15
                                                          ---------   --------

Cash flows from investing activities:
  Purchases of property, plant and
     equipment                                                (205)        (67)
                                                          --------    --------

    Net cash used in investing
      activities                                              (205)        (67)
                                                          --------    --------


Cash flows from financing activities:
     Increase (decrease) in short-term
       borrowings                                              100        (200)
    Stock options exercise proceeds                              0          46
                                                          --------    --------
    Net cash (used in)
         financing activities                                  100        (154)
                                                          --------    --------

Net Decrease                                                  (117)       (206)
Cash and cash equivalents:
  Beginning of year                                            137         274
                                                          --------    --------
  End Period                                              $     20    $     68
                                                          ========    ========

                         PORTAGE INDUSTRIES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1:  Basis of Presentation

         The financial information for the quarters ended March 31, 1995 and 1994 is unaudited; however, such information reflects normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

         The year-end balance sheet data was derived from audited financial statements; but does not include all disclosures required by generally accepted accounting principles.

Note 2:  Inventories

         Inventories are stated at the lower of Last-in, First-out (LIFO) cost or market. The composition is as follows:


                                                         ($000 omitted)
                                                      March 31,   December 31,
                                                        1995          1994
                                                      -------     ---------
                 Raw materials                        $ 2,144       $ 2,402
                 Finished goods and work in process     1,938         1,207
                                                      -------     ---------

                          Total                       $ 4,082       $ 3,609

                 Excess of current cost
                 over LIFO cost                           250           250
                                                      -------       -------

                          Net                         $ 3,832       $ 3,359
                                                      -------       -------

Note 3:          Notes Payable, Long-Term Debt and Current Maturities Thereof

                 Notes payable represents line of credit borrowings against a $1,500,000 demand line of credit with interest at 1% over the banks reference rate (a total of 10% at March 31, 1995). The maximum allowable borrowings under the line of credit may not exceed 75% of the eligible accounts receivable.

                 Substantially, all assets of the Company are pledged as collateral for its borrowings.

                 On May 17, 1994 the Company refinanced its $3,350,000 Industrial Revenue Bond which now has an adjustable interest rate (4.45% at March 31, 1995). The interest rate and interest periods are variable. The 1994 Industrial Bond Series requires the Company to maintain a letter of credit which includes covenants requiring, among other financial covenants, a current ratio ranging from 0.9:1 to 1.0:1 at various dates and tangible net worth of $2,900,000 plus 70% of the net earnings from May 17, 1994 to the date of determination.

                 Future scheduled maturities of long-term debts are due each November 1 as follows (in thousands):

                                  1995                  $  550
                                  1996                     550
                                  1997                     550
                                  1998                     550
                                  1999                     600
                                                        ------
                                                        $2,800

                         PORTAGE INDUSTRIES CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATION





The following represents management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying financial statements.

Results of operations for the quarter ended March 31, 1995, compared with the quarter ended March 31, 1994.

         Net sales for the first quarter of 1995 were $8,133,000, up $501,000 or 7% compared to the quarter ended March 31, 1994. The increase in sales was a result of increased business with existing customers in extrusion and new business in our light gauge thermoforming division.

         Gross profit as a percentage of net sales increased from 11% in the first quarter of 1994 to 14% for the same period in 1995. This increase was the result of better mix of higher margin business in extrusion and by the additional business in our light gauge thermoforming division. Continued efficiencies and cost-cutting measures in manufacturing also contributed to this increase.

         Selling, general and administrative expenses for the first quarter increased $134,000 compared to the same period in 1994. The increase was primarily related to commissions on increased sales for the period and the addition of a new sales person.

         Interest expense declined $48,000 or 45% from $106,000 in the first quarter of 1994 to $58,000 for the same period in 1995. This decline in interest was primarily the result of the Company refinancing its Industrial Revenue Bond with more favorable interest rates.

         Primarily as a result of increased sales of higher margin business and continued cost control measures, net income for the first quarter of 1995 was $234,000 or ten cents per share versus $102,000 or four cents per share for 1994.

         Liquidity and Capital Resources


         The Company's liquidity continues to improve in 1995. The current ratio at March 31, 1995 was 1.19 to 1.0 as compared to 1.15 to 1.0 at December 31, 1994. Working capital increased $293,000 during the first quarter of 1995.

         Accounts receivable, which were $3,243,000 at March 31, 1995 and $3,026,000 at December 31, 1994 represent 37 days' sales outstanding at March 31, 1995 and 27 days' at December 31, 1994. Sales are generally made with 30-day terms, and the Company has stressed the importance of effective credit and collection procedures.

         Accounts payable have increased $271,000 primarily due to the increase of days sales outstanding in receivables.

         Inventories have increased $473,000 since December 31, 1994, primarily due to raw material price increases.

         The Company increased its borrowings on the line of credit by $100,000 during the first quarter of 1995 primarily due to the increase in days sales outstanding in receivables and due to capital expenditures made in the amount of $205,000.

         The Company's line of credit terms are described in Note 3 to the accompanying financial statements.

         The Company has not paid dividends since becoming publicly-held in 1987. At the present time management does not expect to pay dividends in the foreseeable future, as earnings will be reinvested in the business. Also, as discussed in Note 3 of Notes to Financial Statements, a letter of credit agreement, to which the Company is a party supporting the Industrial Revenue Bonds, contains certain financial covenants which may effectively restrict the payment of dividends. (See Note 3 of Notes to Financial Statements.)

                          PART II   OTHER INFORMATION


Item 6:  Exhibits and reports on Form 8-K

         a)       Exhibits - None

         b) No current report on Form 8-K was filed during the three-month period ended March 31, 1995


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 PORTAGE INDUSTRIES CORPORATION
                 ------------------------------
                          (Registrant)


                 By       Anthony J. Lisauskas                    May 4, 1995
                   ----------------------------------             -----------
                   Anthony J. Lisauskas                           Date
                   Chief Executive Officer
                   and President


                 By       Mark E. Showers                         May 4, 1995
                   ----------------------------------             -----------
                   Mark E. Showers                                Date
                   Controller and Secretary/Treasurer