Form 10-Q
period 1995-06-30
PORTAGE INDUSTRIES CORP /DE/
filed 1995-08-04
CIK 808241

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter ended:       June 30, 1995       Commission File Number:  I-9403
                      -------------------                           ----------

                        PORTAGE INDUSTRIES CORPORATION
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                 39-1150850
- ------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

    1325 Adams Street, Portage, Wisconsin                  53901
- ------------------------------------------------------------------------------
  (Address of principal executive offices)               (Zip Code)

                                  (608)-742-7123
- ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                         N/A
- ------------------------------------------------------------------------------
             Former name, former address and former fiscal year,
                        if changed since last report.

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

             2,269,100 Common Shares outstanding at June 30, 1995
- ------------------------------------------------------------------------------

                        PORTAGE INDUSTRIES CORPORATION
                                                                  Page No.
                                                                 ----------
Part I     Financial Information
           Balance Sheet - June 30, 1995
           and December 31, 1994                                   1 - 2

           Statement of Operations - Quarter and
           Six Months Ended June 30, 1995
           and June 30, 1994                                         3

           Statement of Cash Flows - Six
           Months Ended June 30, 1995
           and June 30, 1994                                         4

           Notes to Financial Statements                           5 - 6

Part II    Other Information                                       7 - 8

           Item 4:  Submission of Matters to a Vote of               9
                    Security Holders

           Item 6:  Reports on Form 8-K                              9

           Signatures                                                9

                         PART I - FINANCIAL INFORMATION

                         PORTAGE INDUSTRIES CORPORATION

                                 BALANCE SHEET
                                 (In thousands)


                                                             June 30,     December 31,
                                                              1995            1994
                                                           ----------      ----------
                          ASSETS
                          ------
Current assets
  Cash and cash equivalents                                 $    14          $   137
  Accounts receivable, net                                    3,713            3,026
  Inventories (Note 2)                                        3,911            3,359
  Other current assets                                          374              282
                                                            -------          -------
                 Total current assets                         8,012            6,804
                                                            -------          -------
Property, plant and equipment                                12,663           12,352
  Less accumulated depreciation                               7,307            6,793
                                                            -------          -------
                 Net property, plant and equipment            5,356            5,559
                                                            -------          -------
Goodwill                                                      4,134            4,134
  Less accumulated amortization                               1,257            1,205
                                                            -------          -------
                 Net goodwill                                 2,877            2,929
                                                            -------          -------
Other assets                                                     98              109
                                                            -------          -------
                 Total assets                               $16,343          $15,401
                                                            =======          =======


                       See notes to financial statements

                         PORTAGE INDUSTRIES CORPORATION

                                 BALANCE SHEET
                                 (In thousands)

                                                      June 30,     December 31,
                                                       1995           1994
                                                   ------------    ------------
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities
  Notes payable (Note 3)                           $   900          $   800
  Current portion of long-term debt (Note 3)           550              550
  Accounts payable                                   4,593            3,906
  Accrued expenses:
    Compensation                                       204              304
    Deferred Income Taxes                              203              203
    Other                                              120              161
                                                   -------          -------
         Total current liabilities                   6,570            5,924
Long-term debt (Note 3)                              2,250            2,250
Deferred income taxes                                  215              215
                                                   -------          -------
         Total liabilities                           9,035            8,389
                                                   -------          -------
Stockholders' equity
  Preferred stock, $.25 par value,
   1,000,000 shares authorized, none issued             -                 -

  Common stock, $.01 par value,
   10,000,000 shares authorized,
   issued and outstanding 2,269,100
   and 2,266,725 respectively                           23               23

  Additional paid-in capital                         7,894            7,889
  Accumulated deficit                                 (609)            (900)
                                                    ------          -------
         Total stockholders' equity                  7,308            7,012
                                                   -------          -------
         Total liabilities
         and stockholders' equity                  $16,343          $15,401
                                                   =======          =======


                       See notes to financial statements

                         PORTAGE INDUSTRIES CORPORATION

                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                     (in thousands, except per share data)

                                                  Three Months Ended                     Six Months Ended
                                                        June 30,                              June 30,
                                              ------------------------               --------------------------

                                              1995                1994               1995               1994
                                              ----                ----               ----               ----
Net sales                                     $8,643              $7,825             $16,776            $15,457
Cost of sales                                  7,742               6,709              14,719             13,512
                                              ------              ------              ------             ------

     Gross profit                                901               1,116               2,057              1,945

Selling and administrative expenses              729                 654               1,415              1,206
Interest Expense - net                            62                  77                 120                183
Other (Income) Expense - net                      13                 103                  22                110
                                              ------              ------              ------             ------
Income before income taxes                        97                 282                 500                446
Income tax provision                              40                 107                 209                169
                                              ------              ------              ------             ------
     Net income (loss)                        $   57              $  175              $  291             $  277
                                              ======              ======              ======             ======
     Net income per common share                 .03                 .08                 .13                .12

Weighted average shares outstanding            2,269               2,266               2,269              2,266





                       See notes to financial statements

                         PORTAGE INDUSTRIES CORPORATION

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                     Year To Date Ended
                                                           June 30,
                                                -----------------------------
                                                  1995                 1994
                                                  ----                 ----
Cash flows from operating activities:
  Net Income                                     $   291             $   277
  Adjustments to reconcile to net cash
     provided by operating activities:
     Depreciation                                    514                 529
    Amortization of goodwill                          52                  52
    Other                                             11                 (20)
    Effects of changes in certain
        assets and liabilities:
      Accounts receivable                           (687)               (907)
      Inventories                                   (552)                208
      Accounts payable                               687                  53
      Accrued expenses                              (141)               (256)
      Other                                          (92)                122
                                                --------             --------
    Net cash provided by (used in)
      operating activities                            83                  58
                                                --------             --------
Cash flows from investing activities:
  Purchases of property, plant and
     equipment                                      (311)               (151)
                                                --------             --------
    Net cash used provided by (used in)
      investing activities                          (311)               (151)
                                                --------             --------
Cash flows from financing activities:
     Increase (decrease) in short-term
       borrowings                                    100                (200)
    Stock options exercise proceeds                    5                  47
                                                --------             --------
    Net cash (used in) provided by
         financing activities                        105                (153)
                                                --------             --------
Net Increase (Decrease)                             (124)               (246)
Cash and cash equivalents:
  Beginning of year                                  137                 274
                                                --------             --------
  End Period                                    $     14             $    28
                                                ========             ========

                         PORTAGE INDUSTRIES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1:  Basis of Presentation

         The financial information for the quarters ended June 30, 1995 and 1994 is unaudited; however, such information reflects normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

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

Note 2:  Inventories

         Inventories are stated at the lower of Last-in, First-out
         (LIFO) cost or market.  The composition is as follows:

                                                     ($000 omitted)
                                                June 30,         December 31,
                                                  1995               1994
                                               ----------        ------------
         Raw materials                          $ 2,620            $ 2,402
         Finished goods and work in process       1,541              1,207
                                               ----------        ------------
              Total                             $ 4,161           $  3,609
         Excess of current cost
         over LIFO cost                             250                250
                                               ----------        ------------
              Net                               $ 3,911            $ 3,359
                                               ----------        ------------

Note 3:          Notes Payable, Long-Term Debt and Current Maturities Thereof

                 Notes payable represents line of credit borrowings against a $1,500,000 demand line of credit with interest at 1/2% over the banks reference rate (a total of 9.5% at June 30, 1995). The maximum allowable borrowings under the line of credit may not exceed 75% of the eligible accounts receivable.

                 Substantially, all assets of the Company are pledged as collateral for its borrowings.

                 On May 17, 1994 the Company refinanced its $3,350,000 Industrial Revenue Bond which now has an adjustable interest rate (4.35% at June 30, 1995). The interest rate and interest periods are variable. The 1994 Industrial Bond Series requires the Company to maintain a letter of credit which includes covenants requiring, among other financial covenants, a current ratio ranging from 0.9:1 to 1.0:1 at various dates and tangible net worth of $2,900,000 plus 70% of the net earnings from May 17, 1994 to the date of determination.

                 Future scheduled maturities of long-term debts are due each November 1 as follows (in thousands):

                            1995                $    550
                            1996                     550
                            1997                     550
                            1998                     550
                            1999                     600
                                                --------
                                                  $2,800

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

Results of operations for the quarter ended June 30, 1995, compared with the quarter ended June 30, 1994.
- -----------------------------------------------------------------------------

         Net sales for the quarter ended June 30, 1995, were $8,643,000, up $818,000 or 10% compared to the quarter ended June 30, 1994. Total shipments of extruded products in pounds were lower in the second quarter compared to the same period in 1994. The primary reasons for the increase in net sales was the additional business in Light Gauge Thermoforming, change in the company's product mix and rising raw material prices.

         Net sales for the six month period were $16,776,000, up $1,319,000 or 9% compared to the same period in 1994. This increase is also due to the reasons mentioned above.

         Gross margin for the quarter, as a percentage of net sales, was 10.4% compared to 14.3% for 1994. The decrease is primarily due to several new projects that came on board in the second quarter that the company invested extensive Sample and Development Costs, and due to the lower number of pounds processed and shipped during the period.

         Six month gross margin as a percentage of net sales was 12.3% in 1995 compared to 12.6% for 1994 primarily due to the above mentioned reasons.

         Selling, general and administrative expenses increased $75,000 for the quarter and $209,000 for the six month period in 1995 as compared to the same periods in 1994, which primarily relates to commissions on increased sales dollars and the addition of a new sales person.

         Interest and other expense decreased 58% for the quarter and 52% for the first 6 months of 1995 as compared to 1994. This decline was primarily the result of the Company refinancing its Industrial Revenue bond in May of 1994 with more favorable interest rates.

         Net income for the second quarter was $57,000 or three cents per share versus $175,000 or eight cents for the same period in 1994. For the six months ended June 30, 1995, net income was $291,000 or thirteen cents per share, compared to $277,000 or twelve cents ended June 30, 1994.

         Liquidity and Capital Resources at June 30, 1995


         The Company's working capital increased $562,000 since December 31, 1994 and its current ratio has improved from 1.19 to 1.0 at June 30, 1994 to 1.22 to 1.0 at June 30, 1995.

         Accounts receivable, which were $3,713,000 at June 30, 1995 and $3,026,000 at December 31, 1994 represents 40 days' sales outstanding at June 30, 1995 and 26 days at December 31, 1994. Sales are generally made with 30-day terms, however, certain customers have extended us beyond terms.

         Inventory quantities have decreased since December 31, 1994, however, inventory dollars have increased by $552,000. The increase is primarily related to a shift in product mix and increased raw material prices.

         Accounts payable have increased $687,000 since December 31, 1994, primarily due to the increase in days' sales outstanding in receivables.

         The Company increased its borrowings on the line of credit by $100,000 primarily due to the increase in days sales outstanding in receivables and due to capital expenditures made in the amount of $311,000.

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

                          PART II   OTHER INFORMATION


Item 4:  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders of the Company was held on June 16, 1995. Proxies were solicited by management of the Company, pursuant to Regulation 14 under the Securities Exchange Act of 1934; there was no solicitation in opposition of management's nominees as listed in the proxy statement and all such nominees were elected pursuant to the vote of shareholders. Directors elected were Robert L. Lestina, Jr., Robert C. Hazzard, Anthony J. Lisauskas and Paul N. Erickson.

Item 6:  Exhibits and reports on Form 8-K

         a)      Exhibits - None

         b) No current report on Form 8-K was filed during the three-month period ended June 30, 1995.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 PORTAGE INDUSTRIES CORPORATION
                            (Registrant)


                 By       Anthony J. Lisauskas               8/4/95
                   -------------------------------       ---------------
                     Anthony J. Lisauskas                Date
                     Chief Executive Officer
                     and President


                 By       Mark E. Showers                    8/4/95
                   -------------------------------       ---------------
                     Mark E. Showers                     Date
                     Controller and
                     Secretary/Treasurer