Form 10-Q
period 1995-10-01
PORTAGE INDUSTRIES CORP /DE/
filed 1995-10-30
CIK 808241

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter ended:    October 1, 1995       Commission File Number:    I-9403


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

           2,269,100 Common Shares outstanding at October 1, 1995

                        PORTAGE INDUSTRIES CORPORATION

                                    INDEX


                                                                Page No.
                                                                --------
Part I   Financial Information

         Balance Sheet - October 1, 1995
         and December 31, 1994                                   1 - 2

         Statement of Operations - Quarter and
         Nine Months Ended October 1, 1995
         and October 2, 1994                                       3

         Statement of Cash Flows - Nine
         Months Ended October 1, 1995
         and October 2, 1994                                       4

         Notes to Financial Statements                           5 - 6

         Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                           7 - 9

Part II  Other Information

         Item 4:  Submission of Matters to a Vote of
                  Security Holders                                10

         Item 6:  Reports on Form 8-K                             10

         Signatures                                               10

                         PART I - FINANCIAL INFORMATION

                         PORTAGE INDUSTRIES CORPORATION

                                 BALANCE SHEET
                                 (In thousands)


                                                October 01,      December 31,
                                                   1995              1994
                                                ----------       ----------
     ASSETS
     ------

Current assets
  Cash and cash equivalents                     $    21             $   137
  Accounts receivable, net                        3,455               3,026
  Inventories (Note 2)                            4,718               3,359
  Other current assets                              352                 282
                                                -------             -------

        Total current assets                      8,546               6,804
                                                -------             -------

Property, plant and equipment                    13,128              12,352
  Less accumulated depreciation                   7,588               6,793
                                                -------             -------

        Net property, plant and equipment         5,540               5,559
                                                -------             -------

Goodwill                                          4,134               4,134
  Less accumulated amortization                   1,283               1,205
                                                -------             -------

        Net goodwill                              2,851               2,929
                                                -------             -------

Other assets                                         92                 109
                                                -------             -------

        Total assets                            $17,029             $15,401
                                                =======             =======


                       See notes to financial statements

                         PORTAGE INDUSTRIES CORPORATION

                                 BALANCE SHEET
                                 (In thousands)

                                                 October 01,      December 31,
                                                     1995              1994
                                                 ------------      ------------
  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

Current liabilities
  Notes payable (Note 3)                           $   500            $   800
  Current portion of long-term debt (Note 3)           550                550
  Accounts payable                                   5,684              3,906
  Accrued expenses:
    Compensation                                       186                304
    Deferred Income Taxes                              203                203
    Other                                               30                161
                                                   -------            -------

      Total current liabilities                      7,153              5,924

Long-term debt (Note 3)                              2,250              2,250
Deferred income taxes                                  215                215
                                                   -------            -------

      Total liabilities                              9,618              8,389
                                                   -------            -------

Stockholders' equity
  Preferred stock, $.25 par value,
   1,000,000 shares authorized, none issued            -                  -

  Common stock, $.01 par value,
   10,000,000 shares authorized,
   issued and outstanding 2,269,100
   and 2,266,725 respectively                           23                 23

  Additional paid-in capital                         7,894              7,889

  Accumulated deficit                                 (506)              (900)
                                                   -------            -------

      Total stockholders' equity                     7,411              7,012
                                                   -------            -------

      Total liabilities
      and stockholders' equity                     $17,029            $15,401
                                                   =======            =======


                       See notes to financial statements

                         PORTAGE INDUSTRIES CORPORATION

                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                     (in thousands, except per share data)

                                                             Three Months Ended                      Nine Months Ended
                                                              Oct. 01,    Oct. 02,                  Oct. 01,    Oct. 02,
                                                            ---------------------                  --------------------

                                                             1995                1994             1995                1994
                                                             ----                ----             ----                ----
Net sales                                                  $9,041              $7,707           $25,817             $23,164
Cost of sales                                               8,128               6,606            22,847              20,118
                                                           ------              ------           -------             -------

     Gross profit                                             913               1,101             2,970               3,046

Selling and administrative expenses                           692                 627             2,107               1,833
Interest Expense - net                                         54                  56               174                 239
Other (Income) Expense - net                                  (10)                 45                12                 155
                                                           -------             ------           -------             -------

Income before income taxes                                    177                 373               677                 819

Income tax provision                                           74                 142               283                 311
                                                           ------              ------           -------             -------

     Net income (loss)                                     $  103              $  231           $   394             $   508
                                                           ======              ======           =======             =======

     Net income per common share                              .05                 .10               .17                 .22

Weighted average shares outstanding                         2,269               2,267             2,269               2,267





                       See notes to financial statements

                         PORTAGE INDUSTRIES CORPORATION

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                          Year To Date Ended
                                                                       Oct. 01,       Oct. 02,
                                                                       -----------------------
                                                                       1995                1994
                                                                        ----               ----
Cash flows from operating activities:
  Net Income                                                          $   394           $   508
  Adjustments to reconcile to net cash
     provided by operating activities:
    Depreciation                                                          795               795
    Amortization of goodwill                                               78                78
    Gain/Loss on sale of equipment                                          0                 6
    Other                                                                  17               (14)
    Effects of changes in certain
        assets and liabilities:
      Accounts receivable                                                (429)             (617)
      Inventories                                                      (1,359)             (407)
      Accounts payable                                                  1,778               197
      Accrued expenses                                                   (249)             (218)
      Other                                                               (70)              (65)
                                                                      -------           -------

      Net cash provided by (used in)
      operating activities                                                955               263
                                                                      -------           -------

Cash flows from investing activities:
  Purchases of property, plant and
     equipment                                                           (776)             (291)
  Proceeds from sale of equipment                                           0                25
                                                                      -------           -------

      Net cash used provided by (used in)
      investing activities                                               (776)             (266)
                                                                      -------           -------


Cash flows from financing activities:
     Increase (decrease) in short-term
       borrowings                                                        (300)             (300)
    Stock options exercise proceeds                                         5                47
                                                                      -------           -------
    Net cash (used in) provided by
      financing activities                                               (295)             (253)
                                                                      -------           -------

Net Increase (Decrease)                                                  (116)             (256)
Cash and cash equivalents:
  Beginning of year                                                       137               274
                                                                      -------           -------
  End Period                                                          $    21           $    18
                                                                      =======           =======

                         PORTAGE INDUSTRIES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1:  Basis of Presentation

         The financial information for the quarter and nine month period ended October 1, 1995 and October 2, 1994 is unaudited; however, such information reflects normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

         The year-end balance sheet data was derived from audited financial statements; but does not include all disclosures required by generally accepted accounting principles.

Note 2:  Inventories

         Inventories are stated at the lower of Last-in, First-out (LIFO) cost or market. The composition is as follows:

                                                                            ($000 omitted)
                                                                     October 01,      December 31,
                                                                       1995               1994
                                                                    ----------        ------------
                 Raw materials                                       $ 3,256            $ 2,402
                 Finished goods and work in process                    1,711              1,207
                                                                     -------            -------

                          Total                                      $ 4,967            $ 3,609

                 Excess of current cost
                 over LIFO cost                                          250                250
                                                                     -------            -------

                          Net                                        $ 4,717            $ 3,359
                                                                     -------            -------

Note 3:  Notes Payable, Long-Term Debt and Current Maturities Thereof

         Notes payable represents line of credit borrowings against a $1,500,000 demand line of credit with interest at 1/2% over the banks reference rate (a total of 9.0% at October 1, 1995). The maximum allowable borrowings under the line of credit may not exceed 75% of the eligible accounts receivable.

         Substantially, all assets of the Company are pledged as collateral for its borrowings.

         On May 17, 1994 the Company refinanced its $3,350,000 Industrial Revenue Bond which now has an adjustable interest rate (4.60% at October 1, 1995). The interest rate and interest periods are variable. The 1994 Industrial Bond Series requires the Company to maintain a letter of credit which includes covenants requiring, among other financial covenants, a current ratio ranging from 0.9:1 to 1.0:1 at various dates and tangible net worth of $2,900,000 plus 70% of the net earnings from May 17, 1994 to the date of determination.

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

Results of operations for the quarter and nine months ended October 1, 1995, compared with the same period in 1994.

         Net sales for the quarter ended October 1, 1995 were $9,041,000 up $1,334,000 or 19% compared to the quarter ended October 2, 1994. The primary reasons for the increase in net sales were the additional business in light gauge thermoforming, change in the company's product mix and increased raw material prices.

         Net sales for the nine month period were $25,817,000, up $2,653,000 or 11% compared to the same period in 1994. The Company anticipates that 1995 will be a record setting year in sales of approximately $35,000,000 due to the above mentioned reasons.

         Gross margin for the quarter, as a percentage of net sales, was 10.1% compared to 14.3% for 1994. The decrease is primarily due to continued developmental costs of two new projects that came on board in the second quarter of 1995 and a temporary build of regrind (once processed material) that was not reintroduced back into the manufacturing process during the third quarter. It is expected that this regrind will be utilized fully in future quarters.

         Nine month gross margin as a percentage of net sales was 11.5% in 1995 compared to 13.1% for 1994 primarily due to the above mentioned reasons.

         Selling, general and administrative expenses increased $65,000 for the quarter and $274,000 for the nine month period in 1995 as compared to the same periods in 1994. The increase primarily relates to commissions on increased sales dollars, the addition of a new sales person and the increase in the provision for uncollectable receivables which amounts to approximately $100,000. In addition, costs are being incurred in connection with the Board of Directors assessing the Company's strategy for the future. The Board of Directors are analyzing the viability of making greater investments into the present structure, positioning of new plants, making acquisitions in related plastics fields, and the possibility of merger transactions.

         Interest and other expenses decreased $57,000, or 56% for the quarter and $208,000 or 53% for the first nine months of 1995 as compared to the same periods in 1994. This decline was primarily the result of the company refinancing its Industrial Revenue Bond in May of 1994 with more favorable interest rates, and the reduction in our line of credit.

         Net income for the third quarter was $103,000 or five cents per share versus $231,000 or ten cents per share for the same period in 1994. For the nine months ended October 1, 1995, net income was $394,000 or seventeen cents per share, compared to $508,000 or twenty two cents per share for the same period in 1994.

         Liquidity and Capital Resources at October 1, 1995


         The Company's working capital increased $513,000 since December 31, 1994 and its current ratio has improved from 1.15 at December 31, 1994 to 1.19 at October 1, 1995. The Company has improved its funded debt-to-equity ratio from .51 to 1.0 at the end of 1994 to .45 to 1.0 at October 1, 1995.

         Accounts receivable, which were $3,455,000 at October 1, 1995 and $3,026,000 at December 31, 1994 represents 34 days' sales outstanding at October 1, 1995 and 26 days at December 31, 1994.

         Inventory has increased $807,000 since June 30, 1995 primarily related to a shift in product mix and a temporary build in once- processed material that was not reintroduced back into the manufacturing process in September.

         Accounts payable have increased $1,778,000 since December 31, 1994 primarily due to the Company negotiating favorable terms with one of our major vendors.

         Capital expenditures for the first nine months of 1995 amount to $776,000 as compared to $291,000 for the same period in 1994. The Company has completed the purchase transaction of its corporate office facility and certain contents for $420,000 which has been financed by cash flow from operations.

         Due to cash provided by operating activities, the Company has decreased its borrowings on the line of credit by $400,000 since June 30, 1995.

         As of October 1, 1995 the outstanding borrowings under the line of credit were $500,000. The Company expects that the available line of credit and operating cash flows will be adequate to meet its $550,000 Industrial Revenue Bond payment due 11/1/95 and planned capital expenditures.

         The Company's line of credit terms are described in Note 3 to the accompanying financial statements.

         The Company has not paid dividends since becoming publicly-held in 1987. At the present time, management does not expect to pay dividends in the foreseeable future, as earnings will be reinvested in the business. Also as discussed in Note 3 of Notes to Financial Statements, a letter of credit agreement, to which the Company is a party supporting the Industrial Revenue Bonds, contains certain financial covenants which may effectively restrict the payment of dividends. (See Note 3 of Notes to Financial Statements.)

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

Item 6:  Exhibits and reports on Form 8-K

         a)      Exhibits - None

         b) No current report on Form 8-K was filed during the three-month period ended October 1, 1995.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         PORTAGE INDUSTRIES CORPORATION
                 (Registrant)


         By       Anthony J. Lisauskas                         10/30/95
           ---------------------------                       -------------
           Anthony J. Lisauskas                              Date
           Chief Executive Officer
           and President


         By       Mark E. Showers                              10/30/95
           ---------------------------                       -------------
           Mark E. Showers                                   Date
           Controller/Secretary/Treasurer
           (Chief Financial & Accounting Officer)