Form 10-K
period 1995-12-31
PORTAGE INDUSTRIES CORP /DE/
filed 1996-02-21
CIK 808241

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                     20549
                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                         Commission file number 1-9403

                        Portage Industries Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    39-1150850
-------------------------------------------------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                   Identification No.)


1325 Adams Street, Portage, WI                     53901
-------------------------------------------------------------------------------
  (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code:  (608) 742-7123

          Securities registered pursuant to Section 12(b) of the Act:


         Title of each class       Name of each exchange on which registered

Common Stock, $.01 par value                American Stock Exchange
----------------------------       --------------------------------------------

          Securities registered pursuant to section 12(g) of the Act:

                                     None
-------------------------------------------------------------------------------
                               (Title of Class)

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   /X/
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    X   Yes        _____ No
         Based on the closing price on January 31, 1996, the aggregate market value of voting stock held by nonaffiliates of the registrant was $13,411,884, representing 2,235,314 shares assuming, solely for purposes of this calculation, that "affiliates" includes all Directors and Executive Officers of registrant.
         On January 31, 1996, there were 2,269,100 shares of Common Stock issued and outstanding.
         The Exhibit Index, showing documents incorporated by reference and documents filed herewith, is located at pages 26-28. (The total number of pages sequentially numbered is 28.)

                                     Part 1

Item 1. Business

  General

         The Company was incorporated in Wisconsin in 1971 and reincorporated in Delaware on December 18, 1986. From January 1983, to April 1987, the Company was a wholly-owned subsidiary of Composite Container Corporation.

         The Company manufactures and markets extruded and coextruded plastic sheet/rollstock which is sold to customers primarily for use in the manufacture of a wide range of products, including parts for automotive and recreational vehicles, farm equipment components, environmental products, lawn and garden products, agricultural products and home improvement products, and for packaging of their products, such as meat and dairy products, medical devices and pharmaceutical products. It also produces thermoformed plastic products manufactured to customer specifications and for applications in many of the same areas.

         Coextruded plastic sheet is produced by the simultaneous extrusion of more than one resin into plastic sheets with multiple layers. These multiple layers, which can be a combination of expensive and less expensive polymers, can provide a combination of properties, including barriers against moisture, chemicals, light, oxygen and flavors, and various levels of strength, rigidity, bulk, economy, thermoformability and printability. These properties allow packaging made from barrier coextruded plastic sheet to more cost effectively offer a longer shelf life than monolayer plastic sheet.

         All products are currently manufactured at two locations in Portage, WI and fall under one business segment; the manufacture and thermoforming of extruded and coextruded plastic sheet/rollstock.

  Product Sales

         The Company markets its products principally through its own sales force and manufacturer's representatives.

         During 1995 its products were sold to approximately 140 customers, primarily located within a 500-mile radius of Portage, Wisconsin. The Company generally does not sell its products under long-term contracts, but rather manufactures products to order.

         Sales to customers, each representing over 10% of the Company's total net sales, were as follows for the past three years.

  Customer                                                       1995            1994            1993
  --------                                                       ----            ----            ----
  Triangle Plastics, Inc.                                        20%              17%             23%
  American National Can                                          11%               *               *

  *Amounts are less than 10% of net sales.

         The following table sets forth, for the same years, the approximate percentage of the Company's sales by end-user industry category:

                                                                  1995            1994           1993
                                                                  ----            ----           ----
Packaging                                                         39.0%           37.0%          44.8%
Automotive and recreational vehicles                              24.8            16.9           16.7
All Other                                                         36.2            46.1           38.5

  Backlog

         The Company's backlog was approximately $4,900,000 at December 31, 1995, compared to $3,800,000 at December 31, 1994. The Company anticipates to fill these orders in the first quarter of 1996.

  Product and Market Development

         In the years ended December 31, 1995, 1994, and 1993, the Company incurred unreimbursed product and market development expenses of approximately $354,000, $309,000 and $322,000, respectively. The Company also expended small amounts for customer-sponsored product development in such years.

  Competition

         The plastic sheet industry is highly competitive in the Company's market area. Because the Company manufactures a wide variety of products, it competes in different areas with many other companies, some of which are much larger and have more extensive production facilities, larger sales and marketing staffs and/or substantially greater financial resources than the Company. At least two of the Company's customers have the capability of extruding plastic and several customers are able to thermoform plastic. In addition, other companies have the capability of producing and selling coextruded plastic sheet. In addition to pricing, important competitive factors in the Company's business are the ability to manufacture and deliver consistently to required standards for product quality, customer service and timeliness.

  Employees

         The Company had approximately 165 full-time non-union employees at January 31, 1996, including officers and administrative personnel.

  Raw Materials

         The various plastic resins used by the Company in its manufacturing process are available from a number of domestic suppliers. The Company has been able to obtain sufficient material to meet its requirements.

  Patents and Trademarks

         The Company has no patents or trademarks that are material to its business.

  Environmental Matters

         The Company is subject to federal, state and local laws and regulations governing the quantity of certain specified substances that may be emitted into the air, discharged into interstate and intrastate waters and otherwise disposed of on and off the properties of the Company. There are no administrative or judicial proceedings pending or threatened against the Company alleging violations of such environmental laws or regulations.

         No liability for environmental matters have been recorded, in as much as Portage is not designated as a PRP nor is management aware of any other environmental loss contingencies that would require recording such a liability or disclosure in the financial statements or Form 10- K. During 1993, 1994 and 1995, Portage has not made any capital expenditures for environmental control nor are any such capital expenditures planned during 1996. Amounts expensed for environmental control activities during the past three years have been de minimis. Portage knows of no material environmental clean-up costs that may be necessary upon the disposal or at the end of the useful life of any equipment, facilities or other assets.

Item 2. Properties

         The Company's manufacturing facilities, warehouses, and executive offices are all located in Portage, Wisconsin. The primary manufacturing facility is a 105,000 square foot one-story, company owned industrial building. The executive offices are located directly across the street in a company owned one-story, 10,000 square foot office building. The Company leases two one-story facilities containing a total of 66,000 square feet of which one-third is used for manufacturing and two-thirds for storage. The Company's existing facilities are believed adequate to meet the necessary capacity requirements for the foreseeable future.

Item 3. Legal Proceedings

         No pending material proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted for a vote of security holders during the fourth quarter of 1995.


                                    Part II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

         The Company's Common Stock, $.01 par value, ("Common Stock"), is traded on the American Stock Exchange. The Company has not paid any dividends since its initial public offering, and presently intends to retain all future earnings to finance its business.

         The Company is also subject to certain restrictive covenants under a Letter of Credit Reimbursement Agreement supporting the outstanding balance of an Industrial Revenue Bond. Dividend distributions may be effectively restricted as a result of the covenants. See Note 3 of the Notes to Financial Statements.

         The following table represents the high and low sales price of the Common Stock for each quarter in 1994 and 1995:

         Quarter Ended                                  High             Low
         -------------                                  ----             ---
            3/31/94                                    $4  3/4         $3 3/8
            6/30/94                                     4  1/8          3 3/8
            9/30/94                                     3  7/16         2 7/8
           12/31/94                                     2 13/16         2 5/16

            3/31/95                                     3 1/4           2  9/16
            6/30/95                                     3               2  5/8
            9/30/95                                     2 5/16          2 11/16
           12/31/95                                     4 1/4           2  1/4

         At January 31, 1996, there were approximately 1,100 shareholders of record of the Common Stock.

Item 6. Selected Financial Data



                                                    Fiscal Year Ended December 31,

                                    1995            1994            1993            1992           1991
                                    ----            ----            ----            ----           ----

                                                (In thousands except per share amounts)
Net Sales                           $35,569         $31,973         $30,617         $24,623        $24,059

Net Income (Loss)                   $   481         $   664         $   561         $  (320)       $  (612)
                                                                                      (A)

Earnings (Loss)
  Per Share                         $   .21         $   .29         $   .25         $  (.14)       $  (.27)

Weighted Average
  Shares Outstanding                  2,269           2,264           2,258           2,250          2,233

Current Assets                      $ 7,036         $ 6,804         $ 6,082         $ 5,853        $ 5,521

Total Assets                        $15,236         $15,401         $15,454         $16,076        $16,126

Current Liabilities                 $ 5,832         $ 5,924         $ 6,341         $ 6,867        $ 5,768

Long Term Debt                      $ 1,700         $ 2,250         $ 2,575         $ 3,350        $ 4,100

Stockholders' Equity                $ 7,498         $ 7,012         $ 6,301         $ 5,724        $ 6,021


(A)  Includes the effect of adoption of SFAS No. 109.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:
1995 vs. 1994

         Net sales increased in 1995 by $3,596,000 or 11.2% over 1994 to $35,569,000. This increase is primarily due to a 315 percent increase in net sales from light gauge thermoforming and a shift in product mix within extruded products from products which use lower cost materials, to products that use higher priced raw materials resulting in increased sales dollars. Fourth quarter sales of $9,752,000 were 11% higher than fourth quarter 1994 sales, primarily due to increased sales in the food and medical packaging industries.

         During the past three years, the Company has been non-cyclical in nature due primarily to the additional business obtained in the medical and food packaging industries.

         The Company had an 18% reduction in material processed during 1995 as compared to 1994. This decline is primarily due to the Company's continued effort in extruded products to move from high volume markets, which typically carry lower margins, to select niche markets, which typically carry higher margins.

         The Company's gross profit margin decreased from 13.1% in 1994 to 11.4% in 1995. This decrease is primarily due to the development costs of new projects undertaken at the request of two customers in 1995. These projects fall into the Company's strategic niche marketing efforts, and the Company anticipates these projects will benefit the Company in 1996 and future years.

         Gross profit for the fourth quarter 1995 was 11% versus 13.1% for the same period 1994. The decrease was primarily due to increased sales in certain low margin food packaging industries during the last quarter of 1995.

         Selling, general and administrative expenses increased by $366,000 to $2,979,000. This increase is primarily due to increased expenses for uncollectable receivables, legal fees and costs associated with the Board of Directors' review of the Company's operations and strategic alternatives, including the retention of a financial advisor to assist the Board of Directors in its review.

         Interest and other expenses decreased $233,000 or 49% for 1995. This decline was the result of the Company refinancing its Industrial Revenue Bond in May of 1994 with more favorable interest rates and the reduction in the Company's line of credit borrowing.

         Net income declined $183,000 or 27.6% from $664,000 in 1994 to $481,000 in 1995 due to the above mentioned reasons.

1994 vs. 1993

         Net sales increased in 1994 by $1,356,000, or 4.4% over 1993, to $31,973,000. This increase is primarily attributable to increased sales of extruded sheet and rollstock to both new and existing customers and due to the rising price of raw materials for which the majority of the increases were passed on to our customers except as noted below. The Company's average selling price per pound, which fluctuates with the cost of resins, decreased in 1994 by approximately 13% even though the cost of raw material increased. The decrease in selling price is primarily attributable to product mix and due to the toll processing of approximately 10,000,000 pounds of customers' raw material, of which the sales dollars reflect conversion sales only. Total pounds of finished product produced in 1994 were 18% higher than in 1993.

         Traditionally, the Company experiences a softening of sales during its first and fourth quarters as a result of the cyclical nature of its customer base. During 1994, the Company continued to pursue business in the non-cyclical industries such as the medical and food packaging industries which helped contribute to the strong fourth quarter. Fourth quarter sales of $8,808,000 were 11% higher than fourth quarter 1993 sales.

         In 1994, the Company's gross profit margin increased to 13.1% from 12.3% in 1993. This increase was the result of a better mix of higher margin business, reduced scrap rates and improved efficiencies achieved through higher volume production runs. Increases in the cost of resins had a negative impact on gross margin percentage due to the short notice and frequency of the increases. Accordingly, not all price increases could be passed on to customers at the time the price increases went into effect. The cost of resin continues to rise in 1995. The Company currently has been, and anticipates it will be able to pass these increases on to its customers.

         Selling, general and administrative expenses increased by $70,000 to $2,613,000, which primarily related to commissions on increased sales during 1994. As a percentage of sales, selling, general and administrative expenses showed a slight decrease in 1994 as compared to 1993. The Company incurred unreimbursed product and market development expenses of $309,000 in 1994 as compared to $322,000 in 1993.

         Interest expense declined from $492,000 in 1993 to $287,000 in 1994 as a result of lower average long-term debt outstanding, reduced utilization of the line of credit, and by the refinancing of the Company's $3,350,000 Industrial Revenue Bond.

         On May 17, 1994, the Company refinanced $3,350,000 of its 1987 Series of Industrial Revenue Bonds. Of the $198,000 of other expenses, approximately $157,000 represents issue costs and other expenses related to refinancing the 1987 Series Bonds.

         On June 1, 1993, the Company sold equipment relating to its heavy gauge thermoforming operations. The sale of this equipment, together with other sales of underutilized assets, generated $583,000 in cash and $275,000 in gains during 1993.

         As a result of the Companys continued efficiencies and cost control measures, net income rose $103,000 from $561,000 in 1993 to $664,000 in 1994.

Liquidity and Capital Resources

         The Company continues to strengthen due to its third consecutive year of profitability. The current ratio at December 31, 1995 was 1.21 to 1.0 as compared to 1.15 to 1.0 at December 31, 1994. The Company improved its funded debt-to equity ratio from .51 to 1.0 at the end of 1994 to .37 to 1.0 at the end of 1995.

         Cash provided by operations was $1,733,000 in 1995, an increase of $732,000 from 1994. As sales increased in 1995, receivables remained consistant with 1994. Extended payment terms with certain vendors on accounts payable were the primary reasons for the increase in cash provided by operating activities.

         Accounts receivable, which were $3,065,000 at December 31, 1995, and $3,026,000 at December 31, 1994, represents 25 days sales outstanding in 1995 and 26 days in 1994. Sales are generally made with 30-day terms, and the Company has stressed the importance of effective credit and collection procedures. During 1995, inventories increased $97,000 due to mix change; however, inventories decreased 26% in pounds compared to 1994.

         The level of capital expenditures, which has been financed by cash flow from operations, was $834,000 in 1995. During 1995, the Company purchased its corporate office facility and certain contents for $420,000 as required by the lease agreement relating to the facility. Capital expenditures in 1996 are expected to be about $700,000, and are to be funded through operating cash flows.

         On May 17, 1994, the Company refinanced the remaining $3,350,000 balance of its 1987 Series of Industrial Revenue Bond obligation to take advantage of lower interest rates and to extend the maturity schedule. On November 1, 1995, the revenue bond obligation was reduced by a principal amount of $550,000, with the remaining $2,250,000 balance payable over the next four years. In addition, the Company's borrowings under its $1.5 million line of credit was reduced to $500,000 at December 31, 1995, from $800,000 at December 31, 1994.

         On January 23, 1996, the Company entered into a letter of intent with Spartech Corporation to be acquired by Spartech for a price of $6.60 in cash per share of the Company's common stock. The acquisition will take the form of a cash merger between the Company and a subsidiary of Spartech. Subject to regulatory and other approvals, the transaction is expected to close on or about May 1, 1996.

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


Item 8. Financial Statements and Supplementary Data
                                  (See Next Page)

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
 and Stockholders
Portage Industries Corporation

We have audited the accompanying balance sheets of Portage Industries Corporation as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Portage Industries Corporation as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



Coopers & Lybrand, L.L.P.
Milwaukee, Wisconsin
January 30, 1996

PORTAGE INDUSTRIES CORPORATION
BALANCE SHEETS
December 31, 1995 and 1994
(dollars in thousands, except per share data)

                                             ASSETS                                                 1995             1994
                                                                                                 ----------       ----------
Current assets:
   Cash                                                                                          $     186        $     137
   Accounts receivable, less $15 and $40 allowance for
         doubtful accounts in 1995 and 1994, respectively                                            3,065            3,026
   Inventories                                                                                       3,456            3,359
   Other                                                                                               329              282
                                                                                                 ----------       ----------
                 Total current assets                                                                7,036            6,804

Property, plant and equipment:
   Land                                                                                                186              163
   Building and improvements                                                                         2,858            2,425
   Machinery and equipment                                                                           9,547            9,189
   Furniture and office equipment                                                                      350              330
   Leasehold improvements                                                                              245              245
                                                                                                 ----------       ----------
                                                                                                    13,186           12,352
   Less accumulated depreciation                                                                     7,897            6,793
                                                                                                 ----------       ----------
   Property, plant and equipment, net                                                                5,289            5,559

Goodwill, net                                                                                        2,825            2,929
Other                                                                                                   86              109
                                                                                                 ----------       ----------

                 Total assets                                                                    $  15,236        $  15,401
                                                                                                 ==========       ==========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                                                         $     500        $     800
   Current maturities of long-term debt                                                                550              550
   Accounts payable                                                                                  4,221            3,906
   Accrued expenses:
         Compensation                                                                                  181              304
         Other                                                                                         222              161
   Deferred income taxes                                                                               158              203
                                                                                                 ----------       ----------
                 Total current liabilities                                                           5,832            5,924

Long-term debt, net of current maturities                                                            1,700            2,250
Deferred income taxes                                                                                  206              215

Stockholders' equity:
   Preferred stock, $.25 par value, 1,000,000 shares authorized;
         none issued                                                                                 -                -
   Common stock, $.01 par value, 10,000,000 shares authorized;
         2,269,100 and 2,266,725 for 1995 and 1994 shares issued and
         outstanding, respectively                                                                      23               23
   Additional paid-in capital                                                                        7,894            7,889
   Accumulated deficit                                                                                (419)            (900)
                                                                                                 ----------       ----------
                 Total stockholders' equity                                                          7,498            7,012
                                                                                                 ----------       ----------
                 Total liabilities and stockholders' equity                                      $  15,236        $  15,401
                                                                                                 ==========       ==========

The accompanying notes are an integral part of these financial statements.

PORTAGE INDUSTRIES CORPORATION
STATEMENTS OF OPERATIONS
for the years ended December 31, 1995, 1994 and 1993
(dollars in thousands, except per share data)




                                                   1995           1994         1993
                                                ----------     ----------   ----------
Net sales                                       $  35,569      $  31,973    $  30,617
Cost of goods sold                                 31,525         27,770       26,840
                                                ----------     ----------   ----------
           Gross profit                             4,044          4,203        3,777

Selling, general and administrative expenses        2,979          2,613        2,543
                                                ----------     ----------   ----------
           Income from operations                   1,065          1,590        1,234
                                                ----------     ----------   ----------

Other income (expenses):
     Interest expense                                (220)          (287)        (492)
     Gain on sale of equipment                      -                  8          275
     Other, net                                       (24)          (198)         (50)
                                                ----------     ----------   ----------
                                                     (244)          (477)        (267)
                                                ----------     ----------   ----------
           Income before income taxes                 821          1,113          967

Income taxes                                         (340)          (449)        (406)
                                                ----------     ----------   ----------
           Net income                           $     481      $     664    $     561
                                                ==========     ==========   ==========

           Net income per common share          $    0.21      $    0.29    $    0.25
                                                ==========     ==========   ==========


The accompanying notes are an integral part of these financial statements.

PORTAGE INDUSTRIES CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
for the years ended December 31, 1995, 1994 and 1993
(dollars in thousands)






                                                Common Stock                 Additional                            Total
                                           ---------------------------        Paid-in        Accumulated       Stockholders'
                                              Shares            Amount        Capital          Deficit             Equity
                                           ------------       ---------      ----------      -----------       -------------
Balances at January 1, 1993                  2,250,475        $     23       $   7,826       $  (2,125)        $     5,724

Issuance of shares                              10,000               -              16               -                  16

Net income                                          -                -               -             561                 561
                                          ------------       ---------      ----------      -----------       -------------

Balances at December 31, 1993                2,260,475              23           7,842          (1,564)              6,301

Exercise of stock options                        6,250               -              47               -                  47

Net income                                           -               -               -             664                 664
                                          ------------       ---------      ----------      -----------       -------------

Balances at December 31, 1994                2,266,725              23           7,889            (900)              7,012

Exercise of stock options                        2,375               -               5               -                   5

Net income                                           -               -               -             481                 481
                                          ------------       ---------      ----------      -----------      --------------

Balances at December 31, 1995                2,269,100        $     23       $   7,894       $    (419)       $      7,498
                                          ============       =========      ==========      ===========       =============

The accompanying notes are an integral part of these financial statements.

PORTAGE INDUSTRIES CORPORATION
STATEMENTS OF CASH FLOWS
for the years ended December 31, 1995, 1994 and 1993
(dollars in thousands)




                                                                                1995             1994             1993
                                                                             ----------       ---------        ----------
Cash flows from operating activities
   Net income                                                                $     481        $     664        $      561
   Adjustments to reconcile net income to net cash
         provided by operating activities:
    Depreciation                                                                 1,104            1,075             1,069
    Gain on disposals of equipment                                               -                   (8)             (275)
    Amortization of goodwill                                                       104              104               104
    Deferred income taxes                                                          (54)              84               199
    Effects of changes in certain assets and liabilities:
         Accounts receivable                                                       (39)            (775)             (299)
         Inventories                                                               (97)             (42)                5
         Refundable income taxes                                                 -                -                    67
         Accounts payable                                                          315              115              (439)
         Accrued expenses                                                          (57)            (166)              107
         Other                                                                     (24)             (50)              104
                                                                            ----------       ----------        ----------
           Net cash provided by operating activities                             1,733            1,001             1,203
                                                                            ----------       ----------        ----------

Cash flows from investing activities:
   Purchases of property, plant and equipment                                     (834)            (406)             (480)
   Proceeds from disposals of equipment                                          -                   18               583
                                                                            ----------       ----------        ----------

           Net cash (used in) provided by
             investing activities                                                 (834)            (388)              103
                                                                            ----------       ----------        ----------

Cash flows from financing activities:
   Payments on long-term debt                                                     (550)            (550)             (750)
   Decrease in short-term borrowings                                              (300)            (200)             (300)
                                                                            ----------       ----------        ----------

           Net cash used in financing activities                                  (850)            (750)           (1,050)
                                                                            ----------       ----------        ----------

Net increase (decrease)                                                             49             (137)              256
Cash and cash equivalents:
   Beginning of year                                                               137              274                18
                                                                            ----------       ----------        ----------
   End of year                                                              $      186        $     137         $     274
                                                                            ==========       ==========        ==========


The accompanying notes are an integral part of these financial statements.

PORTAGE INDUSTRIES CORPORATION
NOTES TO FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         The Company manufactures and sells extruded plastic sheet and rollstock and thermoformed plastic products for a wide variety of customer applications. The Company's customers are principally in the food processing or packaging, medical, automotive, recreational vehicle or other industrial markets.

         The Company prepares its financial statements in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the periods presented. They also affect the disclosures of contingencies. Actual results could differ from those estimates.

         The following is a summary of significant accounting policies followed by the Company in the preparation of its financial statements.

         A. CONCENTRATION OF CREDIT RISK: Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company provides credit in the normal course of business to its customers. These customers are located in the Midwestern region of the United States. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses and generally does not require collateral to support the accounts receivable balances.

             In each of the years 1995, 1994 and 1993, the Company had sales to customers which exceeded ten percent of net sales as follows: two customers, $3,871,000 and $6,993,000 of sales in 1995; one customer, $5,387,000 of sales in 1994, and one customer, $7,031,000 of sales in 1993.

         B. INVENTORIES: Inventories are stated at the lower of cost or market, with cost determined on the last-in, first-out (LIFO) method.

         C. PROPERTY, PLANT AND EQUIPMENT: These assets are stated at cost, less depreciation determined on the straight-line method over their estimated useful lives. Betterments that extend the life of the asset are capitalized; other repairs and maintenance are expensed. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in income.

         D. GOODWILL: Goodwill is amortized on the straight-line method over 40 years. Accumulated amortization is $1,308,000 and $1,204,000 at December 31, 1995 and 1994, respectively. Management periodically considers the reasonably anticipated future undiscounted cash flows from operations in assessing the recoverability of goodwill.

PORTAGE INDUSTRIES CORPORATION
NOTES TO FINANCIAL STATEMENTS, CONTINUED


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         E. INCOME TAXES: Deferred income tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         F. REVENUE RECOGNITION: Revenue generally is recognized by the Company when goods are shipped.

         G. RESEARCH AND PRODUCT DEVELOPMENT COSTS: Research and product development costs related to potential new products and applications are expensed when incurred. These costs totaled $354,000, $309,000 and $322,000 for 1995, 1994 and 1993,
             respectively.

         H. NET INCOME PER SHARE: Net income per share is determined based on the weighted average number of common shares outstanding during the period (2,268,506 in 1995, 2,264,225 in 1994 and 2,257,975 in
             1993). Dilution that could result from the exercise of stock options is not material.



  2.     INVENTORIES:

         Inventories consist of the following December 31 (in thousands):

                                                                                                 1995             1994
                                                                                              ----------       ----------
         Raw materials                                                                        $   1,898        $   2,402
         Finished goods and work-in-process                                                       1,873            1,207
                                                                                              ----------       ----------
                                                                                                  3,771            3,609
         Excess of current cost over LIFO cost                                                     (315)            (250)
                                                                                              ----------       ----------
                                                                                              $   3,456        $   3,359
                                                                                              ==========       ==========

PORTAGE INDUSTRIES CORPORATION
NOTES TO FINANCIAL STATEMENTS, CONTINUED


3.       DEBT:

         Long-term debt consists of Industrial Revenue Bonds with a floating interest rate of 5.35% and 5.75% at December 31, 1995 and 1994, respectively. The terms of the Industrial Revenue Bonds require the Company to maintain a letter of credit which includes covenants requiring, among other things, the Company to refrain from paying dividends, and to maintain, among other financial covenants, certain current ratios and certain levels of tangible net worth.

         Future scheduled maturities of long-term debt are as follows (in thousands):

                         1996                                  $     550
                         1997                                        550
                         1998                                        550
                         1999                                        600
                                                               ----------
                                                               $   2,250
                                                               ==========



         Short-term borrowings at December 31, 1995 and 1994 consist of amounts outstanding under a $1.5 million demand line of credit with interest at .5% over the bank's reference rate (totaling 9.25% at December 31, 1995). The maximum allowable borrowings under the line of credit may not exceed 75% of eligible accounts receivable.

         Substantially all assets of the Company are pledged as collateral for its borrowings.



4.       EMPLOYEE BENEFITS:

         The Company maintains a profit sharing plan for the benefit of substantially all employees. Contributions are determined at the Board of Directors' discretion. The plan also entitles participants to make voluntary contributions under Sec. 401(k) of the Internal Revenue Code. The Company may, at its discretion, make a matching contribution for management and nonmanagement personnel equal to a percentage of the participant's voluntary contributions. The Company did not make discretionary profit sharing contributions in 1995, 1994 or 1993, and the Company's matching 401(k) contributions in those years were insignificant.




5.       STOCK OPTIONS AND WARRANTS:

         In 1986, the Company established a stock option plan (1986 Plan) for the purpose of granting incentive and nonqualified stock options to officers and other key employees for the purchase of 140,000 common shares in the aggregate. The option price for incentive options is equal to the market value on the date of grant, while the option price for nonqualified options is established by the Board. All other terms of the options, which have a maximum duration of 10 years, are set at the Board's discretion. All options under the 1986 Plan were granted prior to 1990.

PORTAGE INDUSTRIES CORPORATION
NOTES TO FINANCIAL STATEMENTS, CONTINUED


5.       STOCK OPTIONS AND WARRANTS, CONTINUED:

         In 1990, the Company established another stock option plan (1990
         Plan), to be administered by the Compensation Committee of the Board of Directors, for the same purpose as the 1986 Plan. The setting of the option price and other terms of the options are consistent with the 1986 Plan. The total common shares which may be purchased pursuant to the exercise of 1990 Plan options is 110,000. As of December 31, 1995, shares available for granting of options under the 1990 Plan totaled 32,500.

         The following is a summary of stock option transactions under the plans:


                                                                                             Number of Shares
                                                                             --------------------------------------------
                                                                                1995             1994             1993
                                                                             ----------       ----------       ----------
         Outstanding, beginning of year                                         62,925           36,175           45,625
         Granted                                                                56,000           33,000            5,000
         Exercised ($1.88 to $2.70 per share)                                   (2,375)          (6,250)           -
         Cancelled                                                              (1,000)           -              (14,450)
                                                                             ----------       ----------       ----------
         Outstanding, end of year;
                 ($1.88 to $3.75 per share)                                    115,550           62,925           36,175
                                                                             ==========       ==========       ==========
         Exercisable, end of year;
                 ($1.88 to $3.75 per share)                                    115,550           62,925           33,342
                                                                             ==========       ==========       ==========

         In addition, a warrant exists which allows the holder to acquire up to 137,500 common shares at $4.50 per share, exercisable through April 9, 1996.

6.       INCOME TAXES:

         Income taxes consist of the following (in thousands):


                                                                                1995             1994             1993
                                                                             ----------       ----------       ----------
                 Current - Federal                                           $     394        $     365        $     207
                 Deferred - Federal                                                (54)              84              199
                                                                             ----------       ----------       ----------
                                                                             $     340        $     449        $     406
                                                                             ==========       ==========       ==========



         Differences between the Federal statutory income tax rates and the Company's effective tax rates are as follows:


                                                                                1995             1994             1993
                                                                             ----------       ----------       ----------
                 Statutory income tax rate                                        34.0%            34.0%            34.0%
                 Goodwill amortization                                             4.3              3.2              3.7
                 Other, net                                                        3.1              3.1              4.2
                                                                             ----------       ----------       ----------
                                  Effective income tax rate                       41.4%            40.3%            41.9%
                                                                             ==========       ==========       ==========

PORTAGE INDUSTRIES CORPORATION
NOTES TO FINANCIAL STATEMENTS, CONTINUED


6.       INCOME TAXES, CONTINUED:

         For state income tax purposes, a manufacturer's sales tax credit carryforward of $70,000 exists which expires in varying amounts in the years 2004-2009.

         The components of the net deferred tax liability as of December 31, 1995 and 1994 are as follows (in thousands):




                                                                                                 1995             1994
                                                                                              ----------       ----------
         Deferred tax assets:
                 Accrued compensation                                                         $      47        $      52
                 Accounts receivable                                                                  6               16
                 State credit carryforwards                                                          47               66
                                                                                              ----------       ----------
                                                                                                    100              134
                                                                                              ----------       ----------


         Deferred tax liabilities:
                 Property, plant and equipment                                                      230              318
                 Inventories                                                                        234              234
                                                                                              ----------       ----------
                                                                                                    464              552
                                                                                              ----------       ----------
                      Net deferred income tax liability                                       $     364        $     418
                                                                                              ==========       ==========




7.       LEASE COMMITMENTS:

         The Company is obligated under operating leases for two outside warehouses and certain items of equipment. Generally, the Company pays taxes, insurance and other expenses related to the leased property. Future minimum rentals under the noncancellable operating leases currently in effect are as follows (in thousands):


                                    1996                                                      $     114
                                    1997                                                             95
                                    1998                                                             78
                                    1999                                                             63
                                    2000                                                             63
                                  Thereafter                                                        100
                                                                                              ----------
                                                                                              $     513
                                                                                              ==========

         Rent expense during 1995, 1994 and 1993 was $116,000, $342,000 and
         $395,000, respectively.

PORTAGE INDUSTRIES CORPORATION
NOTES TO FINANCIAL STATEMENTS, CONTINUED


8.       SUPPLEMENTAL CASH FLOW INFORMATION:

         Cash paid during the year for (in thousands):

                                                                                1995             1994             1993
                                                                             ----------       ----------       ----------
                                  Interest                                   $     220        $     380        $     512
                                                                             ==========       ==========       ==========

                                  Income taxes                               $     303        $     293        $      43
                                                                             ==========       ==========       ==========


         Noncash financing and investing transactions were as follows:

         - In connection with the exercise of stock options for 2,375 common shares in 1995, a related compensation cost of $4,429 was transferred to additional paid-in capital.

         - In 1993, the Company accepted $176,000 of tooling as payment for one customer's outstanding trade receivable balance.

         - In 1993, the Company issued 10,000 shares of common stock to an officer as additional compensation (recorded at $16,000) for services rendered during the past two years. This compensation had been accrued at December 31, 1992.



9.       SUBSEQUENT EVENTS:

         On January 23, 1996, the Company's Board of Directors approved the sale of all shares of outstanding common stock to Spartech Corporation for a cash purchase price of $6.60 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None


                                    PART III


         Pursuant to general instruction G-3, the information required by Part 3 will be filed with the Commission not later than 120 days after the end of the Company's fiscal year.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, PORTAGE INDUSTRIES CORPORATION has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                         PORTAGE INDUSTRIES CORPORATION




By   Anthony J. Lisauskas              By        Mark E. Showers
  ----------------------------           -------------------------------
    Anthony J. Lisauskas                        Mark E. Showers
    President                                   Controller/Secretary/Treasurer
    (Chief Executive Officer)                    (Chief Fin. & Acctng. Officer)

    Date:  February 21, 1996                     Date:  February 21, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




     Robert L. Lestina, Jr.                      Date:  February 21, 1996
-------------------------------
Robert L. Lestina, Jr.
Director




     Robert C. Hazzard                           Date:  February 21, 1996
-------------------------------
Robert C. Hazzard
Director




      Anthony J. Lisauskas                       Date:  February 21, 1996
-------------------------------
Anthony J. Lisauskas
Director




       Paul N. Erickson                          Date:  February 21, 1996
-------------------------------
Paul N. Erickson
Director

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)      The following financial statements are included                               Page
             in Part II, Item 8:                                                          Numbers

             Report of Independent Accountants                                            10

             Financial Statements:
               Balance Sheets - December 31, 1995 and 1994                                11

               Statements of Operations - Years Ended
               December 31, 1995, 1994 and 1993                                           12

               Statements of Stockholders' Equity - Years Ended
               December 31, 1995, 1994 and 1993                                           13

               Statements of Cash Flows - Years Ended
               December 31, 1995, 1994 and 1993                                           14

               Notes to Financial Statements                                              15 - 20

    (2) The following financial statement schedules for the years 1995, 1994 and 1993 are submitted herewith:

             Report of Independent Accountants on Schedules                               24

             Schedule II - Valuation and Qualifying Accounts                              25

    (3)      Exhibits required by Item 601 of Regulation S-K:

             Reference is made to the Exhibit Index contained on pages 26-28 hereof.

(b) No Current Reports on Form 8-K were filed during the fourth quarter of 1995.

(c)  Exhibits

     Reference is made to the Exhibit Index contained on pages 26-28 hereof.

(d)  Financial Statement Schedules

     Reference is made to the financial statement schedules contained on pages 24-25 hereof.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
 and Stockholders
Portage Industries Corporation

Our report on the financial statements of Portage Industries Corporation as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, is included on page 10 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 23 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




Coopers & Lybrand, L.L.P.
Milwaukee, Wisconsin
January 30, 1996

                         PORTAGE INDUSTRIES CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)
                                    ________


        Column A         Column B         Column C         Column D          Column E
        --------         --------         --------         --------          --------
                                         Additions
                        Balance at       Charged to                           Balance
                        Beginning        Costs and            (1)             at End
      Description         of Year         Expenses        Deductions          of Year
      -----------       ----------       ----------       ----------         --------

Allowance for doubt-
      ful accounts:

      1995                $   40           $    82          $   107            $   15
      1994                    40                 9                9                40
      1993                    40                16               16                40




(1)  Represents accounts charged off, net of recoveries.

                         PORTAGE INDUSTRIES CORPORATION
                               Index to Exhibits

                                                                                                                   Page No.'s

              3.1       Certificate of Incorporation.  (1)

              3.2-1     Certificate of Amendment to Certificate of Incorporation.  (1)

             10.1       1986 Stock Option Plan.  (1)

             10.1-1     1990 Stock Option Plan.  (2)

             10.4       Form of Technology and Patent Assignment and License Agreement between the Company and Composite Container Corporation.  (1)

             10.6       Lease between the Company and Norman O. Sauey, Jr., dated as of
                        January 18, 1983.  (1)

             10.6-1     First Amendment to the Lease agreement between Norman O. Sauey, Jr.
                        and Portage Industries.  (3)

             10.8-1     Lease between the Company and Robert A. Mael Airways, dated
                        August 1, 1987.  (4)

             10.8-2     First amendment to the Lease agreement between Robert A. Mael
                        Airways and Portage Industries Corporation, dated August 1, 1992. (5)

             10.11-1    Form of Warrant to purchase Common Stock  issued to John Becker.  (6)

             10.12      Employment agreement between Mr. Lisauskas and Portage Industries dated August 12, 1991.  (3)

             10.13      Trust Indenture between Registrant and Firstar Trust Company securing
                        $3,350,000 City of Portage, Wisconsin Adjustable Rate Industrial Development
                        Revenue Refunding Bonds, Series 1994 (Portage Industries Corporation Project)
                        dated as of May 1, 1994  (7)

             10.14      Loan Agreement between Registrant and City of Portage, Wisconsin relating to
                        $3,350,000 City of Portage, Wisconsin Adjustable Rate Industrial Development
                        Revenue Refunding Bonds, Series 1994 (Portage Industries Corporation Project)  (7)

             10.15      Reimbursement Agreement dated as of May 16, 1994 between Bank One
                        Milwaukee, N.A. and  Registrant  (7)

             10.16      Pledge and Security Agreement dated May 1, 1994 between Registrant and Bank One Milwaukee, N.A.  (7)

             10.17      Remarketing Agreement dated as of May 1, 1994 between Registrant and
                        Bank One, Columbus, N.A. relating to $3,350,000 City of Portage,
                        Wisconsin Adjustable Rate Industrial Development Revenue Refunding
                        Bonds, Series 1994 (Portage Industries Corporation Project)
                        (7)

             10.18      Defeasance Agreement between City of Portage, Wisconsin, Firstar Trust
                        Company and Registrant, dated as of May 1, 1994 relating to $7,000,000
                        City of Portage, Wisconsin Industrial Revenue Bonds (Portage Industries
                        Corporation Project)  (7)

             10.19      Bond Placement Agreement dated as of May 16, 1994 between Registrant,
                        City of Portage, Wisconsin and Bank One Columbus, N.A.  (7)

                                   FOOTNOTES


   (1)    Incorporated by reference to Exhibits filed with Registrant's Form S-1 Registration Statement Reg. No. 22-10971.

   (2)    Incorporated by reference to Exhibits filed with Registrant's Proxy Statement for its 1990 Annual Meeting of
          Stockholders.

   (3)    Incorporated by reference to Exhibits filed with Registrant's Annual Report on Form 10-K for the year ended December
          31, 1991, as amended.

   (4)    Incorporated by reference to Exhibits filed with Registrant's Annual Report on Form 10-K for the year ended December
          31, 1989.

   (5)    Incorporated by reference to Exhibits filed with Registrant's Annual Report on Form 10-K for the year ended December
          31, 1992.

   (6)    Incorporated by reference to Exhibits filed with Registrant's Annual Report on Form 10-K for the year ended December
          31, 1990.

   (7)    Incorporated by reference to Exhibits filed with Registrant's Annual Report on Form 10-K for the year ended December
          31, 1994.
