Form 10-K/A
period 1995-12-31
PORTAGE INDUSTRIES CORP /DE/
filed 1996-04-05
CIK 808241

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A



 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
- --- ACT 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995



    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- --- EXCHANGE OF 1934 FOR THE TRANSITION PERIOD FROM _______ to _______


                         Commission File No. 1-9403

                       PORTAGE INDUSTRIES CORPORATION
                       ------------------------------
           (Exact name of registrant as specified in its charter)

        DELAWARE                                            39-1150850
        --------                                            -----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification Number)

   1325 ADAMS STREET, PORTAGE, WI                               53901
   ------------------------------                               -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (608) 742-7123

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                               Name of each exchange
                                                     on which registered

Common Stock, $.01 par value                       American Stock Exchange
- ----------------------------                       -----------------------

Securities registered pursuant to Section 12(g) of the Act:  None.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X .
                            ---

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject
to the filing requirements for the past ninety (90) days.  X  YES     NO
                                                          ---     ---

  Based on the closing price on March 27, 1996, the aggregate market value of voting stock held by nonaffiliates of the registrant was $14,389,834 representing 2,235,314 shares assuming, solely for purposes of this calculation, that "affiliates" includes all Directors and Executive Officers of registrant.


   On March 27, 1996, there were 2,269,100 shares of common stock issued and outstanding.



  The Exhibit Index, showing documents incorporated by reference, is located at pages 26-28 of the registrant's annual report on form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995, as originally filed with the Commission on February 21, 1996.

  The undersigned Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1995, to add additional disclosure required by Items 2 and 7 of Form 10-K and to add the disclosure required by Part III of Form 10-K.



Item 2.  Properties


  The Company's manufacturing facilities, warehouses, and executive offices are all located in Portage, Wisconsin. The primary manufacturing facility is a 105,000 square foot one-story, Company owned industrial building. The executive offices are located directly across the street in a Company owned one-story, 10,000 square foot office building. The Company leases two one-story facilities containing a total of 66,000 square feet of which one-third is used for manufacturing and two-thirds for storage. In the Company's primary manufacturing facility, the Company has the ability, depending on product mix and certain other factors, to produce approximately 60 million pounds of product per year. During 1995, the Company operated at approximately 61% capacity due to the development of new products and product mix. The Company's existing facilities are believed adequate to meet the necessary capacity requirements for the foreseeable future.

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

         Cash provided by operations was $1,733,000 in 1995, an increase of $732,000 from 1994. As sales increased in 1995, receivables remained consistent with 1994. Extended payment terms with certain vendors on accounts payable were the primary reasons for the increase in cash provided by operating activities.

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


         On May 17, 1994, the Company refinanced the remaining $3,350,000 balance of its 1987 Series of Industrial Revenue Bond obligation to take advantage of lower interest rates and to extend the maturity schedule. The 1994 Industrial Revenue Bond holds a floating interest rate that ranged from 2.95% to 5.75% in 1995. As of March 27, 1996, the interest rate was 3.55%. On November 1, 1995, the revenue bond obligation was reduced by a principal amount of $550,000, with the remaining $2,250,000 balance payable over the next four years.



         The Company has a $1.5 million working capital facility which matures each November 1 and shall automatically extend for an aditional 12-month period each year. The Company's borrowings under its $1.5 million line of credit was reduced to $500,000 at December 31, 1995, from $800,000 at December 31, 1994. As of March 1, 1996, the Company's borrowings are $600,000 with an interest rate of 8.75%.


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

                                    PART III



Item 10.  Directors and Executive Officers of the Registrant

  The executive officers of the Company are as follows:

  Anthony J. Lisauskas. . .   56  President, Chief Executive Officer, and
                                  Director

  Mark E. Showers . . . . .   37  Controller/Corporate Secretary/Treasurer

  Jerome C. Gruber. . . . .   50  Vice President - National Accounts

  C. Sue Finley . . . . . .   53  Vice President - Operations

  Robert L. Lestina, Jr.. .   54  Chairman of the Board & Director

  Robert C. Hazzard  . . . .  58  Director

  Paul N. Erickson . . . . .  60  Director



  Mr. Lisauskas has been President, Chief Executive Officer and a Director since August 1991. Prior to joining the Company, Mr. Lisauskas was President of Plastofilm Industries Inc., a multidivision custom heavy and light gauge thermoforming manufacturer from 1990 to August 1991, and served as Vice President/General Manager from 1982 to 1990. In prior years, Mr. Lisauskas served as President of Form-Fit Plastics and Clear-Vu Packaging and served on the Board of Directors for Consolidated Fibers, Inc., Plastofilm Industries Inc., and Form-Fit Plastics. Mr. Lisauskas, a C.P.A., holds a Bachelor of Business Administration degree from St. Mary's College, Winona, Minnesota, and a Master of Business Administration from Keller Graduate School, Chicago, Illinois.



  Mr. Showers was appointed Corporate Treasurer in October 1993, which is in addition to his Controller/Corporate Secretary appointment in 1992. Mr. Showers joined the Company in July, 1991, as Accounting Manager and served in that capacity until his promotion to Controller/Corporate Secretary. From October 1988, to July 1991, he served as Accounting Manager for Wisconsin Brick and Block Corporation, a multidivision manufacturer and distributor of building products. For six years prior to his employment with Wisconsin Brick & Block Corporation, he was Corporate Accounting Manager for Scientific Protein Laboratories, a subsidiary of A. H. Robins, a national pharmaceutical company. Mr. Showers holds a Bachelor of Business Administration degree in accounting from Upper Iowa University.

  Mr. Gruber has been Vice President - National Accounts of the Company since January 1992. Mr. Gruber joined the Company in 1982 as Vice President - Packaging and served in that capacity until his promotion to Vice President - Sales. From 1974 until 1982, he was Associate Director - Research and Development for Oscar Mayer & Company, Inc., a national meat packing company. Mr. Gruber holds a Bachelor of Science degree in chemistry from the University of Wisconsin.



  Ms. Finley was appointed Vice President of Operations in June 1995, which is in addition to her responsibility of Sales and Human Resources. Ms. Finley joined the Company as a management consultant during 1991 until she accepted the position of Director of Manufacturing. Prior to this, Ms. Finley held manufacturing management positions since 1976, most notably with Square D Corporation, for eleven years. Ms. Finley has a Bachelor of Arts Degree in Business Management form National Lewis University, Evanston, IL.



  Mr. Lestina has been Director of Portage since 1987 and Chairman of the Board since August 1993. He was Director of Venture Capital Division, Allstate Insurance Company, Northbrook, Illinois from 1987 to 1994. He is also Director of Bertucci's, Inc.



  Mr. Hazzard has been Director of Portage since 1992. He is President and a major stockholder of Continental Plastics, a custom plastic injection molding company. He has been a Consultant to the plastics industry since January 1982. He was President of Bell Plastics from September 1986 to September 1988. He was Vice President of Manufacturing and Executive Vice President of the Company from November 1971 to July 1981.



  Mr. Erickson has been Director of Portage since 1995. He has been Founder and Principal of Erickson Strategic Consulting since 1983. He was Chief Financial Officer of Consolidated Fibers, Inc. from 1984 to 1987 and Chief Financial Officer of Rigging International, Inc. from 1978 to 1982.



  Directors are elected annually and officers serve at the discretion of the Board.



Item 11.  Summary Compensation Table


  The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief Executive Officer. No other officer of the Company had Salary and Bonus exceeding $100,000 in the last fiscal year.

  Name & Position         Year     Salary        Bonus      Other Compensation (1)
- -------------------       ----    --------    -----------   ----------------------
Anthony J. Lisauskas      1995   $151,923     $10,000 (2)       $12,500 (2)
  President and           1994    145,000      31,000 (3)        12,500 (3)
Chief Executive Officer   1993    145,000      25,000 (4)        16,250 (4)



(1) Amounts indicated do not include perquisites and other personal benefits which did not exceed the lesser of $50,000 or 10% of the officer's total annual salary or bonus.

(2) Includes $12,500 Annuity payment and $10,000 cash bonus earned in 1995 and paid in 1996.

(3) Includes $12,500 Annuity payment and $31,000 cash bonus earned in 1994 and paid in 1995.

(4) Includes stock grant in the amount of $16,250 and a $25,000 cash bonus earned in 1993 and paid in 1994.



The following table sets forth options granted to the executive officer named in the Summary Compensation Table.



                                                                                             Potential Realizable Value
                                                                                                  at Assumed Annual
                                                                                                Rates of Stock Price
                          Number of Securities  Options Granted     Exercise                      Appreciation for
                           Underlying Options   to Employees in      Price        Expiration         Option Term
                                                                                                   ----------------
Name                           Granted (#)        Fiscal Year       ($/Share)        Date          (5% $)   (10% $)
- ------------------------------------------------------------------------------------------------------------------------
Anthony J. Lisauskas...          25,000              100%             $3           8/12/05        114,532   182,373



No options were exercised as the following table sets forth information regarding year-end option values for the executive officer named in the Summary Compensation Table.



Number of Securities                                                                             Value of Unexercised
                                                                  Underlying Unexercised             In-the-Money
                                                                   Options at FY-End (#)         Options at FY-End (%)
                          Shares Acquired          Value         -------------------------     -------------------------
Name                      on Exercise (#)       Realized ($)     Exercisable/Unexercisable     Exercisable/Unexercisable
- ------------------------------------------------------------------------------------------------------------------------
Anthony J. Lisauskas...                                               50,000/0                     $87,500/0




Director's Compensation



  Directors received options to purchase 4,000 shares of Common Stock annually on January 1 at the market price on the date of grant and receive $600 per meeting plus reimbursement for out-of-pocket expenses related to meetings.



Item 12.  Security Ownership of Certain Beneficial Owners and Management


  The following table sets forth, as of March 15, 1996, information to the best knowledge of the Company with respect to (i) persons who beneficially owned in excess of 5% of the Company's Common Stock, (ii) the number of shares of Common Stock beneficially owned by each director and (iii) the aggregate number of shares of Common Stock beneficially owned by the directors and executive officers of the Company as a group.

                              Number of Shares
Name and Address of          Beneficially Owned         Percent of Class
 Beneficial Owner      (Includes footnote references)    March 15, 1996
- -------------------    ------------------------------    --------------
Allstate Insurance
Company, a wholly-owned
subsidiary of Sears,
Roebuck & Co.
Sears Tower
Chicago, IL  60684               459,660 (2)                 20.26%

Madison Allen Self
1440 Huntington Drive
Calumet City, IL  60409          324,500 (2)                 14.30%

Spartech Corporation             784,160 (2)                 34.56%
7733 Forsyth, Suite 1450
Clayton, MO  63105

Directors and Officers:

Anthony J. Lisauskas
(President and Director)          65,000 (1)                   2.8%

Robert C. Hazzard
(Director)                        18,667 (1)                    *

Robert L. Lestina, Jr.
(Director)                         8,000 (1)                    *

Paul N. Erickson
(Director)                         9,000 (1)                    *

All officers and directors
  as a group (7 persons)         127,828                       5.4%

__________
  * Less than one percent


(1) Includes shares of Common Stock which the named individuals and certain executive officers have the right to acquire within 60 days upon the exercise of stock options, as follows: Mr. Lestina, 8,000 shares; Mr. Hazzard, 18,667 shares; Mr. Lisauskas, 50,000 shares; and Mr. Erickson, 7,000 shares; officers and directors as a group, 94,042 shares.

(2) On January 26, 1996, Spartech Corporation entered into a Shareholder Option Agreement with each of Allstate Insurance and Madison Allen Self, which Agreements grant Spartech Corporation an irrevocable option for 120 days to purchase all of the shares of the Company owned by Allstate Insurance Company and Madison Allen Self at a purchase price of $6.60 per share.




Item 13.  Certain Relationships and Related Transactions.


                                     None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                  PORTAGE INDUSTRIES CORPORATION




                                    /s/ Anthony J. Lisauskas
                                    ---------------------------------
                                        Anthony J. Lisauskas
                                        President and Chief Executive Officer




Dated:  April 5, 1996