Form 10-K/A
period 1995-12-31
PORTAGE INDUSTRIES CORP /DE/
filed 1996-04-16
CIK 808241

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K/A 2

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 ---    EXCHANGE ACT 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 ---    EXCHANGE OF 1934 FOR THE TRANSITION PERIOD FROM         to
                                                        -------    -------
                           Commission File No. 1-9403

                         PORTAGE INDUSTRIES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                             39-1150850
         --------                                             ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)


     1325 ADAMS STREET, PORTAGE, WI                            53901
     ------------------------------                            -----
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (608) 742-7123

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
 X  YES      NO
- ---      ---

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

         The undersigned Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1995, to add additional disclosure required by Item 11 of Form 10-K.


Item 11.  Summary Compensation Table

         The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief Executive Officer. No other officer of the Company had Salary and Bonus exceeding $100,000 in the last fiscal year.


                                             Annual Compensation                              Long Term Compensation
                              -----------------------------------------------------  ------------------------------------------
                                                                    Other            Securities Underlying      Other
 Name & Position               Year          Salary        Bonus    Compensation(1)  Options/SAR's (#)          Compensation
 ---------------               ----          ------        -----    ---------------  ------------------         ---------------
 Anthony J. Lisauskas          1995        $151,923   $10,000(2)          -          25,000(5)                   $12,500(2)
   President and               1994         145,000    31,000(3)          -                                       12,500(3)
 Chief Executive Officer       1993         145,000    41,250(4)          -                                          -

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

(5) Options to acquire, in the aggregate, 25,000 shares of the Company's Common Stock were granted in 1995 at an exercise price of $3 per share.

The following table sets forth options granted to the executive officer named in the Summary Compensation Table.

                                                                                             Potential Realizable Value
                                                                                                  at Assumed Annual
                                                                                                Rates of Stock Price
                                                                                                  Appreciation for
                          Number of Securities  Options Granted     Exercise                         Option Term
                           Underlying Options   to Employees in      Price        Expiration       ----------------
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

                                        PORTAGE INDUSTRIES CORPORATION




                                        /s/ Anthony J. Lisauskas
                                        --------------------------------------
                                        Anthony J. Lisauskas
                                        President and Chief Executive Officer


Dated:  April 16, 1996